Form 10-K
period 2024-12-31
Benchmark 2024-V12 Mortgage Trust
filed 2025-03-18
CIK 2044630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number of the issuing entity: 333-261764-05

Central Index Key Number of the issuing entity: 0002044630

Benchmark 2024-V12 Mortgage Trust

(exact name of the issuing entity as specified in its charter)

Central Index Key Number of the depositor: 0001004158

GS Mortgage Securities Corporation II

(exact name of the depositor as specified in its charter)

Central Index Key Number of the sponsor: 0001541502

Goldman Sachs Mortgage Company

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001701238

Citi Real Estate Funding Inc.

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001541294

German American Capital Corporation

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0000927971

Bank of Montreal

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001549574

Barclays Capital Real Estate Inc.

(exact name of the sponsor as specified in its charter)

New York (State or other jurisdiction of incorporation or organization of the issuing entity)	38-7343888 38-7343889 (I.R.S. Employer Identification Number)

c/o Computershare Trust Company, National Association

as Certificate Administrator

9062 Old Annapolis Road

Columbia, MD

(Address of principal executive offices of the issuing entity)

21045

(Zip Code)

Registrant’s telephone number, including area code:

(212) 902-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None

Securities registered pursuant to Section 12(g) of the Act:  None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes ⌧ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes ⌧ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ⌧ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer        ☐                                                                                                        Accelerated filer                                      ☐

Non-accelerated filer          ☒                                                                                                        Smaller reporting company                     ☐

                                                                                                                                                        Emerging growth company                     ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes ⌧ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not applicable.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  ☐ Yes ☐ No

Not applicable.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Not applicable.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

Not applicable.

EXPLANATORY NOTES

The Hamburg Pavilion Mortgage Loan and the Verde Apartments Mortgage Loan, which constituted approximately 7.2% and 6.4%, respectively, of the asset pool of the issuing entity as of its cut-off date, are each an asset of the issuing entity and are each part of a loan combination that includes the Hamburg Pavilion Mortgage Loan  or the Verde Apartments Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity. These loan combinations, including the Hamburg Pavilion Mortgage Loan and the Verde Apartments Mortgage Loan, are being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Moffett Towers Building D Mortgage Loan, which constituted approximately 4.2% of the asset pool of the issuing entity as of its cut-off date.  The Moffett Towers Building D Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Moffett Towers Building D Mortgage Loan and eleven other pari passu loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the Benchmark 2024-V10 Mortgage Trust transaction, Commission File Number 333-262701-07 (the “Benchmark 2024-V10 Transaction”). This loan combination, including the Moffett Towers Building D Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the Benchmark 2024-V10 Transaction, which is incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the ICONIQ Multifamily Portfolio Mortgage Loan, which constituted approximately 2.7% of the asset pool of the issuing entity as of its cut-off date.  The ICONIQ Multifamily Portfolio Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the ICONIQ Multifamily Portfolio Mortgage Loan and seven other pari passu loans and two subordinate companion loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the ICNQ 2024-MF Mortgage Trust transaction (the “ICNQ 2024-MF Transaction”). This loan combination, including the ICONIQ Multifamily Portfolio Mortgage Loan, is being serviced and administered pursuant to the trust and servicing agreement for the ICNQ 2024-MF Transaction, which is incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Mini Mall Self Storage Mortgage Loan, which constituted approximately 3.7% of the asset pool of the issuing entity as of its cut-off date.  The Mini Mall Self Storage Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Mini Mall Self Storage Mortgage Loan and seven other pari passu loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the Wells Fargo Commercial Mortgage Trust 2024-5C2 transaction, Commission File Number 333-257991-14 (the “WFCM 2024-5C2 Transaction”). This loan combination, including the Mini Mall Self Storage Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the WFCM 2024-5C2 Transaction, which is incorporated by reference as Exhibit 4.4 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the CBM Portfolio Mortgage Loan, which constituted approximately 4.0% of the asset pool of the issuing entity as of its cut-off date.  The CBM Portfolio Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the CBM Portfolio Mortgage Loan and three other pari passu loans and one subordinate companion loan, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the COMM 2024-CBM Mortgage Trust transaction (the “COMM 2024-CBM Transaction”). This loan combination, including the CBM Portfolio Mortgage Loan, is being serviced and administered pursuant to the trust and servicing agreement for the COMM 2024-CBM Transaction, which is incorporated by reference as Exhibit 4.5 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Queens Center Mortgage Loan, which constituted approximately 9.97% of the asset pool of the issuing entity as of its cut-off date.  The Queens Center Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Queens Center Mortgage Loan and twenty-seven other pari passu loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the BBCMS Mortgage Trust 2024-5C31 transaction, Commission File Number 333-276033-06 (the “BBCMS 2024-5C31 Transaction”). This loan combination, including the Queens Center Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the BBCMS 2024-5C31 Transaction, which is incorporated by reference as Exhibit 4.6 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Black Spruce - Briarwood and Prospect Mortgage Loan, which constituted approximately 3.6% of the asset pool of the issuing entity as of its cut-off date.  The Black Spruce - Briarwood and Prospect Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Black Spruce - Briarwood and Prospect Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity. The other pari passu portion of the loan combination was securitized in the BMO 2024-5C8 Mortgage Trust transaction, Commission File Number 333-280224-03 (the “BMO 2024-5C8 Transaction”). This loan combination, including the Black Spruce - Briarwood and Prospect Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the BMO 2024-5C8 Transaction, which is incorporated by reference as Exhibit 4.7 to this Annual Report on Form 10-K.

The master servicer of a pooling and servicing agreement or trust and servicing agreement also functions as the primary servicer of the related mortgage loans serviced and administered pursuant to such agreement unless a separate primary servicer is identified herein.  If this report does not identify a separate primary servicer, the servicer compliance statement provided by the master servicer under any such agreement also encompasses its responsibilities as primary servicer of the related mortgage loan or mortgage loans.

Wells Fargo Bank, National Association is the master servicer of the mortgage loans serviced under the Pooling and Servicing Agreement and the primary servicer of the Mini Mall Self Storage Mortgage Loan, the Black Spruce - Briarwood and Prospect Mortgage Loan and the ICONIQ Multifamily Portfolio Mortgage Loan. As a result, Wells Fargo Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Computershare Trust Company, National Association is the custodian of the mortgage loans serviced under the Pooling and Servicing Agreement, the Queens Center Mortgage Loan, the Mini Mall Self Storage Mortgage Loan and the Black Spruce - Briarwood and Prospect Mortgage Loan.  As a result, Computershare Trust Company, National Association is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Computershare Trust Company, National Association in the capacities described above are listed in the Exhibit Index.

Park Bridge Lender Services LLC is the operating advisor of the mortgage loans serviced under the Pooling and Servicing Agreement, the CBM Portfolio Mortgage Loan and the ICONIQ Multifamily Portfolio Mortgage Loan.  As a result, Park Bridge Lender Services LLC is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Park Bridge Lender Services LLC in the capacities described above are listed in the Exhibit Index.

Midland Loan Services, a Division of PNC Bank, National Association is the primary servicer of the Queens Center Mortgage Loan, the Moffett Towers Building D Mortgage Loan, the Hamburg Pavilion Mortgage Loan and the Verde Apartments Mortgage Loan. As a result, Midland Loan Services, a Division of PNC Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Midland Loan Services, a Division of PNC Bank, National Association in the capacities described above are listed in the Exhibit Index.

Rialto Capital Advisors, LLC is the special servicer of the Moffett Towers Building D Mortgage Loan and the Mini Mall Self Storage Mortgage Loan.  These mortgage loans constitute more than 5%, but less than 10%, of the pool assets of the issuing entity.  Therefore, the Depositor included in this Annual Report on Form 10-K an assessment of compliance with applicable servicing criteria for Rialto Capital Advisors, LLC and an accountants’ attestation report pursuant to Item 1122 of Regulation AB because Rialto Capital Advisors, LLC is servicing more than 5% of the pool assets.  However, the Depositor is not required to include in this Annual Report on Form 10-K a servicer compliance statement pursuant to Item 1123 of Regulation AB of Rialto Capital Advisors, LLC because Rialto Capital Advisors, LLC is an unaffiliated servicer servicing less than 10% of pool assets.

Pentalpha Surveillance LLC is the operating advisor of the Queens Center Mortgage Loan, the Moffett Towers Building D Mortgage Loan, the Mini Mall Self Storage Mortgage Loan and the Black Spruce - Briarwood and Prospect Mortgage Loan.  As a result, Pentalpha Surveillance LLC is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Pentalpha Surveillance LLC in the capacities described above are listed in the Exhibit Index.

KeyBank National Association is the special servicer of the ICONIQ Multifamily Portfolio Mortgage Loan and the primary servicer and special servicer of the CBM Portfolio Mortgage Loan.  These mortgage loans constitute more than 5%, but less than 10%, of the pool assets of the issuing entity.  Therefore, the Depositor included in this Annual Report on Form 10-K an assessment of compliance with applicable servicing criteria for KeyBank National Association and an accountants’ attestation report pursuant to Item 1122 of Regulation AB because KeyBank National Association is servicing more than 5% of the pool assets.  However, the Depositor is not required to include in this Annual Report on Form 10-K a servicer compliance statement pursuant to Item 1123 of Regulation AB of KeyBank National Association because KeyBank National Association is an unaffiliated servicer servicing less than 10% of pool assets.

Deutsche Bank National Trust Company is the custodian of the CBM Portfolio Mortgage Loan and the ICONIQ Multifamily Portfolio Mortgage Loan.  As a result, Deutsche Bank National Trust Company is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Deutsche Bank National Trust Company in the capacities described above are listed in the Exhibit Index.

Computershare Trust Company, National Association acts as trustee of the Hamburg Pavilion Mortgage Loan, the Verde Apartments Mortgage Loan, the ICONIQ Multifamily Portfolio Mortgage Loan, the Mini Mall Self Storage Mortgage Loan, the Queens Center Mortgage Loan and the Black Spruce - Briarwood and Prospect Mortgage Loan.  Pursuant to the Pooling and Servicing Agreement, the trust and servicing agreement for the ICNQ 2024-MF Transaction, the pooling and servicing agreement for the WFCM 2024-5C2 Transaction, the pooling and servicing agreement for the BBCMS 2024-5C31 Transaction and the pooling and servicing agreement for the BMO 2024-5C8 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the Hamburg Pavilion Mortgage Loan, the Verde Apartments Mortgage Loan, the ICONIQ Multifamily Portfolio Mortgage Loan, the Mini Mall Self Storage Mortgage Loan, the Queens Center Mortgage Loan and the Black Spruce - Briarwood and Prospect Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

Wilmington Savings Fund Society, FSB acts as trustee of the Moffett Towers Building D Mortgage Loan and the CBM Portfolio Mortgage Loan.  Pursuant to the pooling and servicing agreement for the Benchmark 2024-V10 Transaction and the trust and servicing agreement for the COMM 2024-CBM Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the Moffett Towers Building D Mortgage Loan and the CBM Portfolio Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Solutions, LLC.  This entity was engaged by the master servicer under the Pooling and Servicing Agreement and the primary servicer of the ICONIQ Multifamily Portfolio Mortgage Loan, the Mini Mall Self Storage Mortgage Loan and the Black Spruce - Briarwood and Prospect Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Item 1122(d)(4)(xi) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this vendor is a “servicer” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements of the certificate administrator of the Mini Mall Self Storage Mortgage Loan, the Queens Center Mortgage Loan, the Black Spruce - Briarwood and Prospect Mortgage Loan, the Moffett Towers Building D Mortgage Loan, the ICONIQ Multifamily Portfolio Mortgage Loan and the CBM Portfolio Mortgage Loan are omitted from this Annual Report on Form 10-K as the certificate administrator pursuant to the related pooling and servicing agreement or trust and servicing agreement does not perform any activities that address servicing criteria with respect to the issuing entity and because they are each not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

With respect to the pari passu loan combinations that include the Moffett Towers Building D Mortgage Loan, the Mini Mall Self Storage Mortgage Loan, the ICONIQ Multifamily Portfolio Mortgage Loan, the CBM Portfolio Mortgage Loan, the Queens Center Mortgage Loan and the Black Spruce - Briarwood and Prospect Mortgage Loan, (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of Greystone Servicing Company LLC as special servicer of the Black Spruce - Briarwood and Prospect Mortgage Loan and Citibank, N.A. as custodian of the Moffett Towers Building D Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because they are parties performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of Rialto Capital Advisors, LLC as special servicer of the Moffett Towers Building D Mortgage Loan and the Mini Mall Self Storage Mortgage Loan, KeyBank National Association as primary servicer and special servicer of the CBM Portfolio Mortgage Loan and special servicer of the ICONIQ Multifamily Portfolio Mortgage Loan, LNR Partners, LLC as special servicer of the Queens Center Mortgage Loan and Greystone Servicing Company LLC as special servicer of the Black Spruce - Briarwood and Prospect Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

PART I

Item 1.  Business.

Omitted.

Item 1A.  Risk Factors.

Omitted.

Item 1B.  Unresolved Staff Comments.

None.

Item 1C.  Cybersecurity.

Omitted.

Item 2.  Properties.

Omitted.

Item 3.  Legal Proceedings.

Omitted.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Omitted.

Item 6.  [Reserved]

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Omitted.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Omitted.

Item 8.  Financial Statements and Supplementary Data.

Omitted.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Omitted.

Item 9A.  Controls and Procedures.

Omitted.

Item 9B.  Other Information.

None.

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Omitted.

Item 11.  Executive Compensation.

Omitted.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Omitted.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Omitted.

Item 14.  Principal Accountant Fees and Services.

Omitted.

ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

No single obligor represents 10% or more of the pool assets held by the issuing entity.

Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction as described under Item 1114(a) of Regulation AB.

Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

No entity or group of affiliated entities provides any derivative instruments or other support for the certificates within this transaction as described under Item 1115 of Regulation AB.

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Deutsche Bank National Trust Company, as certificate administrator and custodian.

In 2014 and 2015, several investors sued several trustees of residential mortgage-backed securities (“RMBS”) trusts, including Deutsche Bank National Trust Company (“DBNTC”), concerning the trustees’ administration of RMBS trusts.  These cases generally alleged that the RMBS trustees failed to perform purported duties, as trustees for private-label RMBS trusts, to enforce breaches of representations and warranties as to mortgage loans held by the trusts and to enforce breaches by servicers of their mortgage loan servicing obligations for the trusts.  Investors have sued DBNTC in nine of these cases.  DBNTC has settled two cases brought by funds managed by Blackrock Advisors, LLC, PIMCO-Advisors, L.P. and others; settled two cases brought by Royal Park Investments SA/NV; obtained summary judgment in one case, brought by certain special purpose entities including Phoenix Light SF Limited; and obtained a dismissal in one case, brought by the Western and Southern Life Insurance Company and five related entities.  In addition, the three cases described below remain active.

On November 7, 2014, the National Credit Union Administration Board (“NCUA”), as an investor in 121 RMBS trusts, filed a complaint in the U.S. District Court for the Southern District of New York against DBNTC as trustee of those trusts, alleging violations of the U.S. Trust Indenture Act of 1939 (“TIA”) and the New York Streit Act (“Streit Act”) for DBNTC’s alleged failure to perform certain purported statutory and contractual duties. On March 5, 2015, NCUA amended its complaint to assert claims as an investor in 97 of the 121 RMBS trusts that were the subject of its first complaint. The amended complaint alleged violations of the TIA and Streit Act, as well as breach of contract, breach of fiduciary duty, breach of the covenant of good faith, negligence, gross negligence and negligent misrepresentation. NCUA’s complaint alleged that the trusts at issue suffered total realized collateral losses of U.S. $17.2 billion, but the complaint did not include a demand for money damages in a sum certain. On May 1, 2015, DBNTC filed a motion to dismiss the amended complaint.  On July 31, 2018, the court issued an order that, among other things, denied DBNTC’s motion to dismiss without prejudice to its renewal.  On August 31, 2018, NCUA filed a letter informing the court that it intended to:  (i) drop all of its claims as to 60 of the 97 trusts at issue; (ii) drop its claims as to certain, but not all, certificates for 3 additional trusts; and (iii) move for leave to file an amended complaint bringing claims as to the remaining 37 trusts at issue.  On October 5, 2018, NCUA filed a motion for leave to file a second amended complaint that asserted claims as to only 37 of the 97 trusts that were originally at issue, and added new claims for a declaratory judgment and breach of contract arising out of the payment from trust funds of DBNTC’s legal fees and expenses in NCUA’s action and in other actions brought by investors against DBNTC for alleged breaches of its duties as an RMBS trustee.  On November 5, 2018, DBNTC filed a motion to stay NCUA’s new claims relating to payment from trust funds of DBNTC’s legal fees and expenses and all related discovery.  On October 15, 2019, the court:  (i) granted in part NCUA’s motion for leave to file a second amended complaint; and (ii) granted DBNTC’s motion to stay NCUA’s new claims relating to payment from trust funds of DBNTC’s legal fees and expenses and all related discovery.  The court permitted NCUA to file a second amended complaint asserting claims for:  (i) breach of contract arising out of DBNTC’s alleged failure to perform certain purported statutory and contractual duties; and (ii) declaratory judgment and breach of contract arising out of the payment from trust funds of DBNTC’s legal fees and expenses.  The court denied NCUA’s request to assert additional claims for:  (i) negligence and gross negligence; and (ii) breach of fiduciary duty.  On October 21, 2019, NCUA filed a second amended complaint.  On November 15, 2019, DBNTC filed an answer to the second amended complaint.  On June 11, 2021, NCUA filed a third amended complaint, the substance of which was unchanged from the second amended complaint.  On July 1, 2021, DBNTC filed an answer to the third amended complaint.  On October 5, 2021, NCUA filed a fourth amended complaint, the substance of which was unchanged from the third amended complaint.  On October 25, 2021, DBNTC filed an answer to the fourth amended complaint.  On February 4, 2022, the parties filed a stipulation in which NCUA agreed to voluntarily dismiss with prejudice all claims as to 19 trusts.  On February 28, 2022, both parties filed motions for partial summary judgment, which have been fully briefed.  Discovery is ongoing.

On December 23, 2015, Commerzbank AG (“Commerzbank”), as an investor in 50 RMBS trusts, filed a complaint in the U.S. District Court for the Southern District of New York against DBNTC as trustee of the trusts, asserting claims for violations of the TIA and New York’s Streit Act, breach of contract, breach of fiduciary duty, negligence, and breach of the covenant of good faith, based on DBNTC’s alleged failure to perform its duties as trustee for the trusts. Commerzbank alleges that DBNTC caused it to suffer “hundreds of millions of dollars in losses,” but the complaint does not include a demand for money damages in a sum certain.  On April 29, 2016, Commerzbank filed an amended complaint.  The amended complaint asserts the same claims as did the original complaint, and, like the original complaint, alleges that DBNTC caused Commerzbank to suffer “hundreds of millions of dollars in losses,” but does not include a demand for money damages in a sum certain.  On May 27, 2016, DBNTC filed a motion to dismiss the amended complaint.  On February 10, 2017, the court granted in part and denied in part DBNTC’s motion to dismiss.  The court granted the motion to dismiss with respect to Commerzbank’s claim for breach of the covenant of good faith and claim under the Streit Act, dismissing those claims with prejudice.  The court also granted the motion to dismiss with respect to Commerzbank’s claim under the TIA as to the 46 trusts at issue governed by pooling and servicing agreements, dismissing that claim with prejudice as to those 46 trusts.  The court also granted the motion to dismiss, without prejudice, with respect to Commerzbank’s breach of contract claim as to ten trusts whose governing agreements limit the right to file suit under the governing agreements to certain specified parties, including the registered holder of a certificate issued by the trust.  The court held that, although Commerzbank has not received authorization from the registered holder of the certificates at issue to file suit, it may still obtain that authorization from the registered holder.  The court denied the remainder of the motion to dismiss.  Therefore, with the exception of the claims relating to the ten trusts for which Commerzbank has not received authorization to file suit, Commerzbank’s claims for breach of contract, breach of fiduciary duty, and negligence will proceed.  Commerzbank’s claim under the TIA as to the four trusts governed by agreements other than pooling and servicing agreements will also proceed.  On May 1, 2017, DBNTC filed an answer to the amended complaint.  On November 30, 2017, Commerzbank filed a second amended complaint that names Deutsche Bank Trust Company Americas (“DBTCA”) as a defendant in addition to DBNTC.  DBTCA serves as trustee for 1 of the 50 trusts at issue.  DBNTC serves as trustee for the other 49 trusts at issue.  Commerzbank’s second amended complaint brings claims for violation of the TIA; breach of contract; breach of fiduciary duty; negligence; violation of the Streit Act; and breach of the covenant of good faith.  However, in the second amended complaint, Commerzbank acknowledges that the court previously dismissed its TIA claims for the trusts governed by pooling and servicing agreements, as well as its Streit Act claims and claims for breach of the covenant of good faith, and Commerzbank only includes these claims to preserve any rights on appeal.  The second amended complaint alleges that DBNTC and DBTCA caused Commerzbank to suffer “hundreds of millions of dollars in losses,” but the complaint does not include a demand for money damages in a sum certain.  On January 29, 2018, DBNTC and DBTCA filed an answer to the second amended complaint.  On December 7, 2018, DBNTC and DBTCA filed a motion for summary judgment.  Also on December 7, 2018, Commerzbank, jointly with the Phoenix Light plaintiffs, filed a motion for partial summary judgment.  On February 8, 2022, the court issued an order in which it granted in part DBNTC and DBTCA’s motion for summary judgment and denied plaintiffs’ motion for partial summary judgment.  As a result of that order, many of plaintiffs’ claims and theories were dismissed with prejudice.  On September 26, 2024, DBNTC and DBTCA filed a motion for summary judgment, which has been fully briefed.

On December 30, 2015, IKB International, S.A. in Liquidation and IKB Deutsche Industriebank A.G. (collectively, “IKB”), as an investor in 37 RMBS trusts, filed a summons with notice in the Supreme Court of the State of New York, New York County, against DBNTC and DBTCA as trustees of the trusts.  On May 27, 2016, IKB served its complaint asserting claims for breach of contract, breach of fiduciary duty, breach of duty to avoid conflicts of interest, violation of the Streit Act, violation of the TIA, violation of Regulation AB, and violation of Section 9 of the Uniform Commercial Code.  IKB alleges that DBNTC and DBTCA are liable for over U.S. $268 million in damages.  On October 5, 2016, DBNTC and DBTCA, together with several other trustees defending lawsuits by IKB, filed a joint motion to dismiss.  On January 6, 2017, IKB filed a notice of discontinuance, voluntarily dismissing with prejudice all claims as to three trusts.  On June 20, 2017, the parties filed a stipulation, voluntarily dismissing with prejudice all claims as to four additional trusts.  On January 27, 2021, the court granted in part and denied in part DBNTC and DBTCA’s motion to dismiss.  The court granted the motion to dismiss with respect to IKB’s claims for violations of the Streit Act, Regulation AB, and Section 9 of the Uniform Commercial Code, as well as certain aspects of IKB’s claims for breach of contract, breach of fiduciary duty, and violation of the TIA.  The court denied the remainder of the motion to dismiss.  IKB’s remaining claims for breach of contract, breach of fiduciary duty, breach of duty to avoid conflicts of interest, and violation of the TIA will proceed.  On May 10, 2021, DBNTC and DBTCA filed a notice of appeal with the New York Supreme Court Appellate Division, First Department, regarding certain aspects of the court’s order on the motion to dismiss.  On May 20, 2021, IKB filed a notice of cross appeal with respect to other aspects of that order.  On August 30, 2022, the New York Supreme Court, Appellate Division, First Department affirmed in part and reversed in part the court’s order on the motion to dismiss.  After DBNTC and DBTCA appealed the First Department’s decision, on June 15, 2023, the New York Court of Appeals reversed the First Department’s decision in part, dismissing certain additional contract claims, as well as IKB’s claims for breach of fiduciary duty and breach of duty to avoid conflicts of interest.  On June 2, 2021, IKB filed a motion for re-argument regarding certain aspects of the court’s order on the motion to dismiss, which the court denied on August 3, 2021.  On May 13, 2021, DBNTC and DBTCA filed an answer to the complaint.  On October 28, 2021, the parties filed a stipulation, voluntarily dismissing with prejudice all claims as to seven additional trusts.  On December 29, 2021, the parties filed a stipulation, voluntarily dismissing with prejudice all claims as to one additional trust.  On April 22, 2022, the parties filed a stipulation, voluntarily dismissing with prejudice all claims as to 17 certificates at issue, including all claims as to 5 trusts.  On February 28, 2023, the parties filed a stipulation, voluntarily dismissing with prejudice all claims as to two trusts, leaving 15 trusts at issue.  On November 21, 2023, the parties filed a stipulation, voluntarily dismissing with prejudice all claims as to three trusts, leaving 12 trusts at issue.  On November 14, 2024, DBNTC and DBTCA filed a motion for summary judgment.  Also on November 14, 2024, IKB filed a motion for partial summary judgment.  Those motions are being briefed.

It is DBNTC’s belief that it has no pending legal proceedings (including, based on DBNTC’s current evaluation, the litigation disclosed in the foregoing paragraphs) that would materially affect its ability to perform its duties under the related servicing agreement for this transaction.

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been previously provided in the prospectus of the Registrant relating to the issuing entity filed on December 19, 2024 pursuant to Rule 424(b)(2).

Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the mortgage loans are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the Pooling and Servicing Agreement incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Moffett Towers Building D Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the Benchmark 2024-V10 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit O to the pooling and servicing agreement for the Benchmark 2024-V10 Transaction incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the Benchmark 2024-V10 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the ICONIQ Multifamily Portfolio Mortgage Loan, which is being serviced and administered pursuant to the trust and servicing agreement for the ICNQ 2024-MF Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Schedule I to the trust and servicing agreement for the ICNQ 2024-MF Transaction incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the ICNQ 2024-MF Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Mini Mall Self Storage Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the WFCM 2024-5C2 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the pooling and servicing agreement for the WFCM 2024-5C2 Transaction incorporated by reference as Exhibit 4.4 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the WFCM 2024-5C2 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the CBM Portfolio Mortgage Loan, which is being serviced and administered pursuant to the trust and servicing agreement for the COMM 2024-CBM Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Schedule I to the trust and servicing agreement for the COMM 2024-CBM Transaction incorporated by reference as Exhibit 4.5 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the COMM 2024-CBM Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Queens Center Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the BBCMS 2024-5C31 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the pooling and servicing agreement for the BBCMS 2024-5C31 Transaction incorporated by reference as Exhibit 4.6 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the BBCMS 2024-5C31 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Black Spruce - Briarwood and Prospect Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the BMO 2024-5C8 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit O to the pooling and servicing agreement for the BMO 2024-5C8 Transaction incorporated by reference as Exhibit 4.7 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the BMO 2024-5C8 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached as Exhibits to this Annual Report on Form 10-K.

PART IV

Item 15. Exhibits, and Financial Statement Schedules

(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:

(1) Not applicable

(2) Not applicable

(3) See below

 4.1          Pooling and Servicing Agreement, dated as of December 1, 2024, among GS Mortgage Securities Corporation II, as Depositor, Wells Fargo Bank, National Association, as Master Servicer, K-Star Asset Management LLC, as Special Servicer, Computershare Trust Company, National Association, as Certificate Administrator and as Trustee, and Park Bridge Lender Services LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on December 19, 2024 under Commission File No. 333-261764-05 and incorporated by reference herein).

4.2           Pooling and Servicing Agreement, dated as of September 1, 2024, among Citigroup Commercial Mortgage Securities Inc., as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, Rialto Capital Advisors, LLC, as the General Special Servicer, Situs Holdings, LLC, as a Special Servicer solely with respect to the Bronx Terminal Market Whole Loan, Pentalpha Surveillance LLC, as Operating Advisor, Pentalpha Surveillance LLC, as Asset Representations Reviewer, Citibank, N.A., as Certificate Administrator, and Wilmington Savings Fund Society, FSB, as Trustee (filed as Exhibit 4.3 to the registrant’s Current Report on Form 8-K filed on December 19, 2024 under Commission File No. 333-261764-05 and incorporated by reference herein).

4.3           Trust and Servicing Agreement, dated as of November 13, 2024, between Deutsche Mortgage & Asset Receiving Corporation, as Depositor, Wells Fargo Bank, National Association, as Master Servicer, KeyBank National Association, as Special Servicer, Deutsche Bank National Trust Company, Certificate Administrator, Paying Agent and Custodian, Computershare Trust Company, National Association, as Trustee, and Park Bridge Lender Services LLC, as Operating Advisor (filed as Exhibit 4.7 to the registrant’s Current Report on Form 8-K filed on December 19, 2024 under Commission File No. 333-261764-05 and incorporated by reference herein).

4.4           Pooling and Servicing Agreement, dated as of November 1, 2024, among Wells Fargo Commercial Mortgage Securities, Inc., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Rialto Capital Advisors, LLC, as Special Servicer, Computershare Trust Company, N.A., as Certificate Administrator and as Trustee, and Pentalpha Surveillance LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 4.5 to the registrant’s Current Report on Form 8-K filed on December 19, 2024 under Commission File No. 333-261764-05 and incorporated by reference herein).

4.5           Trust and Servicing Agreement, dated as of December 10, 2024, between Deutsche Mortgage & Asset Receiving Corporation, as Depositor, KeyBank National Association, as Master Servicer and Special Servicer, Deutsche Bank National Trust Company, as Certificate Administrator, as Back-Up Advancing Agent, as Paying Agent and as Custodian, Wilmington Savings Fund Society, FSB, as Trustee, and Park Bridge Lender Services LLC, as Operating Advisor (filed as Exhibit 4.4 to the registrant’s Current Report on Form 8-K filed on December 19, 2024 under Commission File No. 333-261764-05 and incorporated by reference herein).

4.6           Pooling and Servicing Agreement, dated as of December 1, 2024, among Barclays Commercial Mortgage Securities LLC, as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, LNR Partners, LLC, as Special Servicer, Computershare Trust Company, National Association, as Certificate Administrator and as Trustee, and Pentalpha Surveillance LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on December 19, 2024 under Commission File No. 333-261764-05 and incorporated by reference herein).

4.7           Pooling and Servicing Agreement, dated as of December 1, 2024, between BMO Commercial Mortgage Securities LLC, as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Greystone Servicing Company LLC, as Special Servicer, Pentalpha Surveillance LLC, as Operating Advisor and as Asset Representations Reviewer, Computershare Trust Company, National Association, as Certificate Administrator, and Computershare Trust Company, National Association, as Trustee (filed as Exhibit 4.6 to the registrant’s Current Report on Form 8-K filed on December 19, 2024 under Commission File No. 333-261764-05 and incorporated by reference herein).

4.8           Co-Lender Agreement, dated as of October 28, 2024, between German American Capital Corporation, as Note A-1-1 Holder, Note A-1-2 Holder, Note A-1-3 Holder, Note A-1-4 Holder, Note A-1-5 Holder and Note A-1-6 Holder, Goldman Sachs Bank USA, as Note A-2-1 Holder, Note A-2-2 Holder, Note A-2-3 Holder, Note A-2-4 Holder, Note A-2-5 Holder and Note A-2-6 Holder, JPMorgan Chase Bank, National Association, as Note A-3-1 Holder, Note A-3-2 Holder, Note A-3-3 Holder, Note A-3-4 Holder and Note A-3-5 Holder, Bank of Montreal, as Note A-4-1 Holder, Note A-4-2 Holder, Note A-4-3 Holder, Note A-4-4 Holder, Note A-4-5 Holder and Note A-4-6 Holder, and Morgan Stanley Bank, N.A., Note A-5-1 Holder, Note A-5-2 Holder, Note A-5-3 Holder and Note A-5-4 Holder (filed as Exhibit 4.8 to the registrant’s Current Report on Form 8-K filed on December 19, 2024 under Commission File No. 333-261764-05 and incorporated by reference herein).

4.9           Co-Lender Agreement, dated as of November 27, 2024, by and between Citi Real Estate Funding Inc., as Initial Note A-1 Holder, and Citi Real Estate Funding Inc., as Initial Note A-2 Holder (filed as Exhibit 4.9 to the registrant’s Current Report on Form 8-K filed on December 19, 2024 under Commission File No. 333-261764-05 and incorporated by reference herein).

4.10         Co-Lender Agreement, dated as of November 20, 2024, by and between Citi Real Estate Funding Inc., as Initial Note A-1 Holder, and Citi Real Estate Funding Inc., as Initial Note A-2 Holder (filed as Exhibit 4.10 to the registrant’s Current Report on Form 8-K filed on December 19, 2024 under Commission File No. 333-261764-05 and incorporated by reference herein).

4.11         Agreement Between Noteholders, dated as of September 10, 2024, by and among Goldman Sachs Bank USA, as Initial Note A-1 Holder, Initial Note A-2 Holder and Initial Note A-3 Holder, DBR Investments Co. Limited, as Initial Note A-4 Holder, Initial Note A-5 Holder and Initial Note A-6 Holder, and UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-7 Holder, Initial Note A-8 Holder, Initial Note A-9 Holder and Initial Note A-10 Holder (filed as Exhibit 4.11 to the registrant’s Current Report on Form 8-K filed on December 19, 2024 under Commission File No. 333-261764-05 and incorporated by reference herein).

4.12         Co-Lender Agreement, dated as of December 3, 2024, between German American Capital Corporation, as Initial Note A Holder, and German American Capital Corporation, as Initial Note B Holder (filed as Exhibit 4.12 to the registrant’s Current Report on Form 8-K filed on December 19, 2024 under Commission File No. 333-261764-05 and incorporated by reference herein).

4.13         Co-Lender Agreement, dated as of October 31, 2024, by and among Wells Fargo Bank, National Association, as Initial Note A-1 Holder, Citi Real Estate Funding Inc., as Initial Note A-2 Holder, and JPMorgan Chase Bank, National Association, as Initial Note A-3 Holder (filed as Exhibit 4.13 to the registrant’s Current Report on Form 8-K filed on December 19, 2024 under Commission File No. 333-261764-05 and incorporated by reference herein).

4.14         Agreement Between Noteholders, dated as of November 20, 2024, by and between Goldman Sachs Bank USA, as Initial Note A-1 Holder, and Goldman Sachs Bank USA, as Initial Note A-2 Holder (filed as Exhibit 4.14 to the registrant’s Current Report on Form 8-K filed on December 19, 2024 under Commission File No. 333-261764-05 and incorporated by reference herein).

4.15         Co-Lender Agreement, dated as of November 5, 2024, between German American Capital Corporation, as an Initial Note A Holder, Goldman Sachs Bank USA, as an Initial Note A Holder, German American Capital Corporation, as Initial Note B-1 Holder, and Goldman Sachs Bank USA, as Initial Note B-2 Holder (filed as Exhibit 4.15 to the registrant’s Current Report on Form 8-K filed on December 19, 2024 under Commission File No. 333-261764-05 and incorporated by reference herein).

4.16         Primary Servicing Agreement, dated as of December 1, 2024, by and between Wells Fargo Bank, National Association and Midland Loan Services, a Division of PNC Bank, National Association (filed as Exhibit 4.16 to the registrant’s Current Report on Form 8-K filed on December 19, 2024 under Commission File No. 333-261764-05 and incorporated by reference herein).

31            Rule 13a-14(d)/15d-14(d) Certifications.

33            Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1         Wells Fargo Bank, National Association, as Master Servicer

33.2         K-Star Asset Management LLC, as Special Servicer

33.3         Computershare Trust Company, National Association, as Trustee and Certificate Administrator

33.4         Computershare Trust Company, National Association, as Custodian

33.5         Park Bridge Lender Services LLC, as Operating Advisor

33.6         CoreLogic Solutions, LLC, as Servicing Function Participant

33.7         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer

33.8         Wells Fargo Bank, National Association, as Primary Servicer of the Hamburg Pavilion Mortgage Loan (see Exhibit 33.1)

33.9         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Hamburg Pavilion Mortgage Loan (see Exhibit 33.7)

33.10       K-Star Asset Management LLC, as Special Servicer of the Hamburg Pavilion Mortgage Loan (see Exhibit 33.2)

33.11       Computershare Trust Company, National Association, as Trustee of the Hamburg Pavilion Mortgage Loan (Omitted. See Explanatory Notes.)

33.12       Computershare Trust Company, National Association, as Custodian of the Hamburg Pavilion Mortgage Loan (see Exhibit 33.4)

33.13       Park Bridge Lender Services LLC, as Operating Advisor of the Hamburg Pavilion Mortgage Loan (see Exhibit 33.5)

33.14       CoreLogic Solutions, LLC, as Servicing Function Participant of the Hamburg Pavilion Mortgage Loan (see Exhibit 33.6)

33.15       Wells Fargo Bank, National Association, as Primary Servicer of the Verde Apartments Mortgage Loan (see Exhibit 33.1)

33.16       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Verde Apartments Mortgage Loan (see Exhibit 33.7)

33.17       K-Star Asset Management LLC, as Special Servicer of the Verde Apartments Mortgage Loan (see Exhibit 33.2)

33.18       Computershare Trust Company, National Association, as Trustee of the Verde Apartments Mortgage Loan (Omitted. See Explanatory Notes.)

33.19       Computershare Trust Company, National Association, as Custodian of the Verde Apartments Mortgage Loan (see Exhibit 33.4)

33.20       Park Bridge Lender Services LLC, as Operating Advisor of the Verde Apartments Mortgage Loan (see Exhibit 33.5)

33.21       CoreLogic Solutions, LLC, as Servicing Function Participant of the Verde Apartments Mortgage Loan (see Exhibit 33.6)

33.22       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Moffett Towers Building D Mortgage Loan (see Exhibit 33.7)

33.23       Rialto Capital Advisors, LLC, as Special Servicer of the Moffett Towers Building D Mortgage Loan

33.24       Wilmington Savings Fund Society, FSB, as Trustee of the Moffett Towers Building D Mortgage Loan (Omitted. See Explanatory Notes.)

33.25       Citibank, N.A., as Custodian of the Moffett Towers Building D Mortgage Loan (Omitted. See Explanatory Notes.)

33.26       Pentalpha Surveillance LLC, as Operating Advisor of the Moffett Towers Building D Mortgage Loan

33.27       Wells Fargo Bank, National Association, as Primary Servicer of the ICONIQ Multifamily Portfolio Mortgage Loan (see Exhibit 33.1)

33.28       KeyBank National Association, as Special Servicer of the ICONIQ Multifamily Portfolio Mortgage Loan

33.29       Computershare Trust Company, National Association, as Trustee of the ICONIQ Multifamily Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.30       Deutsche Bank National Trust Company, as Custodian of the ICONIQ Multifamily Portfolio Mortgage Loan

33.31       Park Bridge Lender Services LLC, as Operating Advisor of the ICONIQ Multifamily Portfolio Mortgage Loan (see Exhibit 33.5)

33.32       CoreLogic Solutions, LLC, as Servicing Function Participant of the ICONIQ Multifamily Portfolio Mortgage Loan (see Exhibit 33.6)

33.33       Wells Fargo Bank, National Association, as Primary Servicer of the Mini Mall Self Storage Mortgage Loan (see Exhibit 33.1)

33.34       Rialto Capital Advisors, LLC, as Special Servicer of the Mini Mall Self Storage Mortgage Loan (see Exhibit 33.23)

33.35       Computershare Trust Company, National Association, as Trustee of the Mini Mall Self Storage Mortgage Loan (Omitted. See Explanatory Notes.)

33.36       Computershare Trust Company, National Association, as Custodian of the Mini Mall Self Storage Mortgage Loan (see Exhibit 33.4)

33.37       Pentalpha Surveillance LLC, as Operating Advisor of the Mini Mall Self Storage Mortgage Loan (see Exhibit 33.26)

33.38       CoreLogic Solutions, LLC, as Servicing Function Participant of the Mini Mall Self Storage Mortgage Loan (see Exhibit 33.6)

33.39       KeyBank National Association, as Primary Servicer of the CBM Portfolio Mortgage Loan (see Exhibit 33.28)

33.40       KeyBank National Association, as Special Servicer of the CBM Portfolio Mortgage Loan (see Exhibit 33.28)

33.41       Wilmington Savings Fund Society, FSB, as Trustee of the CBM Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.42       Deutsche Bank National Trust Company, as Custodian of the CBM Portfolio Mortgage Loan (see Exhibit 33.30)

33.43       Park Bridge Lender Services LLC, as Operating Advisor of the CBM Portfolio Mortgage Loan (see Exhibit 33.5)

33.44       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Queens Center Mortgage Loan (see Exhibit 33.7)

33.45       LNR Partners, LLC, as Special Servicer of the Queens Center Mortgage Loan

33.46       Computershare Trust Company, National Association, as Trustee of the Queens Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.47       Computershare Trust Company, National Association, as Custodian of the Queens Center Mortgage Loan (see Exhibit 33.4)

33.48       Pentalpha Surveillance LLC, as Operating Advisor of the Queens Center Mortgage Loan (see Exhibit 33.26)

33.49       Wells Fargo Bank, National Association, as Primary Servicer of the Black Spruce - Briarwood and Prospect Mortgage Loan (see Exhibit 33.1)

33.50       Greystone Servicing Company LLC, as Special Servicer of the Black Spruce - Briarwood and Prospect Mortgage Loan (Omitted. See Explanatory Notes.)

33.51       Computershare Trust Company, National Association, as Trustee of the Black Spruce - Briarwood and Prospect Mortgage Loan (Omitted. See Explanatory Notes.)

33.52       Computershare Trust Company, National Association, as Custodian of the Black Spruce - Briarwood and Prospect Mortgage Loan (see Exhibit 33.4)

33.53       Pentalpha Surveillance LLC, as Operating Advisor of the Black Spruce - Briarwood and Prospect Mortgage Loan (see Exhibit 33.26)

33.54       CoreLogic Solutions, LLC, as Servicing Function Participant of the Black Spruce - Briarwood and Prospect Mortgage Loan (see Exhibit 33.6)

34            Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1         Wells Fargo Bank, National Association, as Master Servicer

34.2         K-Star Asset Management LLC, as Special Servicer

34.3         Computershare Trust Company, National Association, as Trustee and Certificate Administrator

34.4         Computershare Trust Company, National Association, as Custodian

34.5         Park Bridge Lender Services LLC, as Operating Advisor

34.6         CoreLogic Solutions, LLC, as Servicing Function Participant

34.7         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer

34.8         Wells Fargo Bank, National Association, as Primary Servicer of the Hamburg Pavilion Mortgage Loan (see Exhibit 34.1)

34.9         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Hamburg Pavilion Mortgage Loan (see Exhibit 34.7)

34.10       K-Star Asset Management LLC, as Special Servicer of the Hamburg Pavilion Mortgage Loan (see Exhibit 34.2)

34.11       Computershare Trust Company, National Association, as Trustee of the Hamburg Pavilion Mortgage Loan (Omitted. See Explanatory Notes.)

34.12       Computershare Trust Company, National Association, as Custodian of the Hamburg Pavilion Mortgage Loan (see Exhibit 34.4)

34.13       Park Bridge Lender Services LLC, as Operating Advisor of the Hamburg Pavilion Mortgage Loan (see Exhibit 34.5)

34.14       CoreLogic Solutions, LLC, as Servicing Function Participant of the Hamburg Pavilion Mortgage Loan (see Exhibit 34.6)

34.15       Wells Fargo Bank, National Association, as Primary Servicer of the Verde Apartments Mortgage Loan (see Exhibit 34.1)

34.16       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Verde Apartments Mortgage Loan (see Exhibit 34.7)

34.17       K-Star Asset Management LLC, as Special Servicer of the Verde Apartments Mortgage Loan (see Exhibit 34.2)

34.18       Computershare Trust Company, National Association, as Trustee of the Verde Apartments Mortgage Loan (Omitted. See Explanatory Notes.)

34.19       Computershare Trust Company, National Association, as Custodian of the Verde Apartments Mortgage Loan (see Exhibit 34.4)

34.20       Park Bridge Lender Services LLC, as Operating Advisor of the Verde Apartments Mortgage Loan (see Exhibit 34.5)

34.21       CoreLogic Solutions, LLC, as Servicing Function Participant of the Verde Apartments Mortgage Loan (see Exhibit 34.6)

34.22       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Moffett Towers Building D Mortgage Loan (see Exhibit 34.7)

34.23       Rialto Capital Advisors, LLC, as Special Servicer of the Moffett Towers Building D Mortgage Loan

34.24       Wilmington Savings Fund Society, FSB, as Trustee of the Moffett Towers Building D Mortgage Loan (Omitted. See Explanatory Notes.)

34.25       Citibank, N.A., as Custodian of the Moffett Towers Building D Mortgage Loan (Omitted. See Explanatory Notes.)

34.26       Pentalpha Surveillance LLC, as Operating Advisor of the Moffett Towers Building D Mortgage Loan

34.27       Wells Fargo Bank, National Association, as Primary Servicer of the ICONIQ Multifamily Portfolio Mortgage Loan (see Exhibit 34.1)

34.28       KeyBank National Association, as Special Servicer of the ICONIQ Multifamily Portfolio Mortgage Loan

34.29       Computershare Trust Company, National Association, as Trustee of the ICONIQ Multifamily Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.30       Deutsche Bank National Trust Company, as Custodian of the ICONIQ Multifamily Portfolio Mortgage Loan

34.31       Park Bridge Lender Services LLC, as Operating Advisor of the ICONIQ Multifamily Portfolio Mortgage Loan (see Exhibit 34.5)

34.32       CoreLogic Solutions, LLC, as Servicing Function Participant of the ICONIQ Multifamily Portfolio Mortgage Loan (see Exhibit 34.6)

34.33       Wells Fargo Bank, National Association, as Primary Servicer of the Mini Mall Self Storage Mortgage Loan (see Exhibit 34.1)

34.34       Rialto Capital Advisors, LLC, as Special Servicer of the Mini Mall Self Storage Mortgage Loan (see Exhibit 34.23)

34.35       Computershare Trust Company, National Association, as Trustee of the Mini Mall Self Storage Mortgage Loan (Omitted. See Explanatory Notes.)

34.36       Computershare Trust Company, National Association, as Custodian of the Mini Mall Self Storage Mortgage Loan (see Exhibit 34.4)

34.37       Pentalpha Surveillance LLC, as Operating Advisor of the Mini Mall Self Storage Mortgage Loan (see Exhibit 34.26)

34.38       CoreLogic Solutions, LLC, as Servicing Function Participant of the Mini Mall Self Storage Mortgage Loan (see Exhibit 34.6)

34.39       KeyBank National Association, as Primary Servicer of the CBM Portfolio Mortgage Loan (see Exhibit 34.28)

34.40       KeyBank National Association, as Special Servicer of the CBM Portfolio Mortgage Loan (see Exhibit 34.28)

34.41       Wilmington Savings Fund Society, FSB, as Trustee of the CBM Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.42       Deutsche Bank National Trust Company, as Custodian of the CBM Portfolio Mortgage Loan (see Exhibit 34.30)

34.43       Park Bridge Lender Services LLC, as Operating Advisor of the CBM Portfolio Mortgage Loan (see Exhibit 34.5)

34.44       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Queens Center Mortgage Loan (see Exhibit 34.7)

34.45       LNR Partners, LLC, as Special Servicer of the Queens Center Mortgage Loan

34.46       Computershare Trust Company, National Association, as Trustee of the Queens Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.47       Computershare Trust Company, National Association, as Custodian of the Queens Center Mortgage Loan (see Exhibit 34.4)

34.48       Pentalpha Surveillance LLC, as Operating Advisor of the Queens Center Mortgage Loan (see Exhibit 34.26)

34.49       Wells Fargo Bank, National Association, as Primary Servicer of the Black Spruce - Briarwood and Prospect Mortgage Loan (see Exhibit 34.1)

34.50       Greystone Servicing Company LLC, as Special Servicer of the Black Spruce - Briarwood and Prospect Mortgage Loan (Omitted. See Explanatory Notes.)

34.51       Computershare Trust Company, National Association, as Trustee of the Black Spruce - Briarwood and Prospect Mortgage Loan (Omitted. See Explanatory Notes.)

34.52       Computershare Trust Company, National Association, as Custodian of the Black Spruce - Briarwood and Prospect Mortgage Loan (see Exhibit 34.4)

34.53       Pentalpha Surveillance LLC, as Operating Advisor of the Black Spruce - Briarwood and Prospect Mortgage Loan (see Exhibit 34.26)

34.54       CoreLogic Solutions, LLC, as Servicing Function Participant of the Black Spruce - Briarwood and Prospect Mortgage Loan (see Exhibit 34.6)

35            Servicer compliance statements.

35.1         Wells Fargo Bank, National Association, as Master Servicer

35.2         K-Star Asset Management LLC, as Special Servicer

35.3         Computershare Trust Company, National Association, as Certificate Administrator

35.4         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer

35.5         Wells Fargo Bank, National Association, as Primary Servicer of the Hamburg Pavilion Mortgage Loan (see Exhibit 35.1)

35.6         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Hamburg Pavilion Mortgage Loan (see Exhibit 35.4)

35.7         K-Star Asset Management LLC, as Special Servicer of the Hamburg Pavilion Mortgage Loan (see Exhibit 35.2)

35.8         Wells Fargo Bank, National Association, as Primary Servicer of the Hamburg Pavilion Mortgage Loan (see Exhibit 35.1)

35.9         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Verde Apartments Mortgage Loan (see Exhibit 35.4)

35.10       K-Star Asset Management LLC, as Special Servicer of the Verde Apartments Mortgage Loan (see Exhibit 35.2)

35.11       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Moffett Towers Building D Mortgage Loan (see Exhibit 35.4)

35.12       Rialto Capital Advisors, LLC, as Special Servicer of the Moffett Towers Building D Mortgage Loan (Omitted. See Explanatory Notes.)

35.13       Wells Fargo Bank, National Association, as Primary Servicer of the ICONIQ Multifamily Portfolio Mortgage Loan (see Exhibit 35.1)

35.14       KeyBank National Association, as Special Servicer of the ICONIQ Multifamily Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.15       Wells Fargo Bank, National Association, as Primary Servicer of the Mini Mall Self Storage Mortgage Loan (see Exhibit 35.1)

35.16       Rialto Capital Advisors, LLC, as Special Servicer of the Mini Mall Self Storage Mortgage Loan (Omitted. See Explanatory Notes.)

35.17       KeyBank National Association, as Primary Servicer of the CBM Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.18       KeyBank National Association, as Special Servicer of the CBM Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.19       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Queens Center Mortgage Loan (see Exhibit 35.4)

35.20       LNR Partners, LLC, as Special Servicer of the Queens Center Mortgage Loan (Omitted. See Explanatory Notes.)

35.21       Wells Fargo Bank, National Association, as Primary Servicer of the Black Spruce - Briarwood and Prospect Mortgage Loan (see Exhibit 35.1)

35.22       Greystone Servicing Company LLC, as Special Servicer of the Black Spruce - Briarwood and Prospect Mortgage Loan (Omitted. See Explanatory Notes.)

99.1         Mortgage Loan Purchase Agreement, dated as of December 31, 2024, between GS Mortgage Securities Corporation II and Goldman Sachs Mortgage Company (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on December 19, 2024 under Commission File No. 333-261764-05 and incorporated by reference herein).

99.2         Mortgage Loan Purchase Agreement, dated as of December 31, 2024, between GS Mortgage Securities Corporation II and Citi Real Estate Funding Inc. (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K filed on December 19, 2024 under Commission File No. 333-261764-05 and incorporated by reference herein).

99.3         Mortgage Loan Purchase Agreement, dated as of December 31, 2024, between GS Mortgage Securities Corporation II and German American Capital Corporation (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K filed on December 19, 2024 under Commission File No. 333-261764-05 and incorporated by reference herein).

99.4         Mortgage Loan Purchase Agreement, dated as of December 31, 2024, between GS Mortgage Securities Corporation II and Bank of Montreal (filed as Exhibit 99.4 to the registrant’s Current Report on Form 8-K filed on December 19, 2024 under Commission File No. 333-261764-05 and incorporated by reference herein).

99.5         Mortgage Loan Purchase Agreement, dated as of December 31, 2024, between GS Mortgage Securities Corporation II, Barclays Capital Real Estate Inc. and Barclays Capital Holdings Inc. (filed as Exhibit 99.5 to the registrant’s Current Report on Form 8-K filed on December 19, 2024 under Commission File No. 333-261764-05 and incorporated by reference herein).

(b)   The exhibits required to be filed by the Registrant pursuant to Item 601 of Regulation S-K are listed above.

(c)    Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GS Mortgage Securities Corporation II
(Depositor)

/s/ Scott Epperson

Scott Epperson, Chief Executive Officer

(senior officer in charge of securitization of the depositor)

Date: March 18, 2025