Form 10-K
period 2025-12-31
Benchmark 2024-V12 Mortgage Trust
filed 2026-03-17
CIK 2044630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Wells Fargo Bank, National Association is the master servicer of the mortgage loans serviced under the Pooling and Servicing Agreement prior to March 1, 2025 and the primary servicer of the Mini Mall Self Storage Mortgage Loan, the Black Spruce - Briarwood and Prospect Mortgage Loan and the ICONIQ Multifamily Portfolio Mortgage Loan prior to March 1, 2025. As a result, Wells Fargo Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Trimont LLC is the master servicer of the mortgage loans serviced under the Pooling and Servicing Agreement on and after March 1, 2025 and the primary servicer of the Mini Mall Self Storage Mortgage Loan, the Black Spruce - Briarwood and Prospect Mortgage Loan and the ICONIQ Multifamily Portfolio Mortgage Loan on and after March 1, 2025. As a result, Trimont LLC is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Trimont LLC in the capacities described above are listed in the Exhibit Index.

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

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Solutions, LLC.  This entity was engaged by each master servicer under the Pooling and Servicing Agreement and each primary servicer of the ICONIQ Multifamily Portfolio Mortgage Loan, the Mini Mall Self Storage Mortgage Loan and the Black Spruce - Briarwood and Prospect Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Item 1122(d)(4)(xi) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this vendor is a “servicer” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

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

On November 7, 2014, the National Credit Union Administration Board (“NCUA”), as an investor in 121 RMBS trusts, filed a complaint in the U.S. District Court for the Southern District of New York against DBNTC as trustee of those trusts, alleging violations of the U.S. Trust Indenture Act of 1939 (“TIA”) and the New York Streit Act (“Streit Act”) for DBNTC’s alleged failure to perform certain purported statutory and contractual duties. On March 5, 2015, NCUA amended its complaint to assert claims as an investor in 97 of the 121 RMBS trusts that were the subject of its first complaint. The amended complaint alleged violations of the TIA and Streit Act, as well as breach of contract, breach of fiduciary duty, breach of the covenant of good faith, negligence, gross negligence and negligent misrepresentation. NCUA’s complaint alleged that the trusts at issue suffered total realized collateral losses of U.S. $17.2 billion, but the complaint did not include a demand for money damages in a sum certain. On May 1, 2015, DBNTC filed a motion to dismiss the amended complaint.  On July 31, 2018, the court issued an order that, among other things, denied DBNTC’s motion to dismiss without prejudice to its renewal.  On August 31, 2018, NCUA filed a letter informing the court that it intended to:  (i) drop all of its claims as to 60 of the 97 trusts at issue; (ii) drop its claims as to certain, but not all, certificates for 3 additional trusts; and (iii) move for leave to file an amended complaint bringing claims as to the remaining 37 trusts at issue.  On October 5, 2018, NCUA filed a motion for leave to file a second amended complaint that asserted claims as to only 37 of the 97 trusts that were originally at issue, and added new claims for a declaratory judgment and breach of contract arising out of the payment from trust funds of DBNTC’s legal fees and expenses in NCUA’s action and in other actions brought by investors against DBNTC for alleged breaches of its duties as an RMBS trustee.  On November 5, 2018, DBNTC filed a motion to stay NCUA’s new claims relating to payment from trust funds of DBNTC’s legal fees and expenses and all related discovery.  On October 15, 2019, the court:  (i) granted in part NCUA’s motion for leave to file a second amended complaint; and (ii) granted DBNTC’s motion to stay NCUA’s new claims relating to payment from trust funds of DBNTC’s legal fees and expenses and all related discovery.  The court permitted NCUA to file a second amended complaint asserting claims for:  (i) breach of contract arising out of DBNTC’s alleged failure to perform certain purported statutory and contractual duties; and (ii) declaratory judgment and breach of contract arising out of the payment from trust funds of DBNTC’s legal fees and expenses.  The court denied NCUA’s request to assert additional claims for:  (i) negligence and gross negligence; and (ii) breach of fiduciary duty.  On October 21, 2019, NCUA filed a second amended complaint.  On November 15, 2019, DBNTC filed an answer to the second amended complaint.  On June 11, 2021, NCUA filed a third amended complaint, the substance of which was unchanged from the second amended complaint.  On July 1, 2021, DBNTC filed an answer to the third amended complaint.  On October 5, 2021, NCUA filed a fourth amended complaint, the substance of which was unchanged from the third amended complaint.  On October 25, 2021, DBNTC filed an answer to the fourth amended complaint.  On February 4, 2022, the parties filed a stipulation in which NCUA agreed to voluntarily dismiss with prejudice all claims as to 19 trusts.  On February 28, 2022, both parties filed motions for partial summary judgment.  On August 15, 2025, the court granted in part and denied in part both motions, and on October 9, 2025, the court entered the parties’ stipulation dismissing certain additional claims based on the summary judgment decision.  Discovery is ongoing.

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

On December 30, 2015, IKB International, S.A. in Liquidation and IKB Deutsche Industriebank A.G. (collectively, “IKB”), as an investor in 37 RMBS trusts, filed a summons with notice in the Supreme Court of the State of New York, New York County, against DBNTC and DBTCA as trustees of the trusts.  On May 27, 2016, IKB served its complaint asserting claims for breach of contract, breach of fiduciary duty, breach of duty to avoid conflicts of interest, violation of the Streit Act, violation of the TIA, violation of Regulation AB, and violation of Section 9 of the Uniform Commercial Code.  IKB alleges that DBNTC and DBTCA are liable for over U.S. $268 million in damages.  On October 5, 2016, DBNTC and DBTCA, together with several other trustees defending lawsuits by IKB, filed a joint motion to dismiss.  On January 6, 2017, IKB filed a notice of discontinuance, voluntarily dismissing with prejudice all claims as to three trusts.  On June 20, 2017, the parties filed a stipulation, voluntarily dismissing with prejudice all claims as to four additional trusts.  On January 27, 2021, the court granted in part and denied in part DBNTC and DBTCA’s motion to dismiss.  The court granted the motion to dismiss with respect to IKB’s claims for violations of the Streit Act, Regulation AB, and Section 9 of the Uniform Commercial Code, as well as certain aspects of IKB’s claims for breach of contract, breach of fiduciary duty, and violation of the TIA.  The court denied the remainder of the motion to dismiss.  IKB’s remaining claims for breach of contract, breach of fiduciary duty, breach of duty to avoid conflicts of interest, and violation of the TIA will proceed.  On May 10, 2021, DBNTC and DBTCA filed a notice of appeal with the New York Supreme Court Appellate Division, First Department, regarding certain aspects of the court’s order on the motion to dismiss.  On May 20, 2021, IKB filed a notice of cross appeal with respect to other aspects of that order.  On August 30, 2022, the New York Supreme Court, Appellate Division, First Department affirmed in part and reversed in part the court’s order on the motion to dismiss.  After DBNTC and DBTCA appealed the First Department’s decision, on June 15, 2023, the New York Court of Appeals reversed the First Department’s decision in part, dismissing certain additional contract claims, as well as IKB’s claims for breach of fiduciary duty and breach of duty to avoid conflicts of interest.  On June 2, 2021, IKB filed a motion for re-argument regarding certain aspects of the court’s order on the motion to dismiss, which the court denied on August 3, 2021.  On May 13, 2021, DBNTC and DBTCA filed an answer to the complaint.  On October 28, 2021, the parties filed a stipulation, voluntarily dismissing with prejudice all claims as to seven additional trusts.  On December 29, 2021, the parties filed a stipulation, voluntarily dismissing with prejudice all claims as to one additional trust.  On April 22, 2022, the parties filed a stipulation, voluntarily dismissing with prejudice all claims as to 17 certificates at issue, including all claims as to 5 trusts.  On February 28, 2023, the parties filed a stipulation, voluntarily dismissing with prejudice all claims as to two trusts, leaving 15 trusts at issue.  On November 21, 2023, the parties filed a stipulation, voluntarily dismissing with prejudice all claims as to three trusts, leaving 12 trusts at issue.  On November 14, 2024, DBNTC and DBTCA filed a motion for summary judgment.  Also on November 14, 2024, IKB filed a motion for partial summary judgment.  On August 11, 2025, the court granted in part and denied in part certain aspects of both motions.  On October 20, 2025, the court resolved the remainder of both motions and dismissed certain additional claims. All parties have filed notices of appeal with respect to certain aspects of the court’s summary judgment orders.

It is DBNTC’s belief that it has no pending legal proceedings (including, based on DBNTC’s current evaluation, the litigation disclosed in the foregoing paragraphs) that would materially affect its ability to perform its duties under the applicable servicing agreement.

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

33.1         Wells Fargo Bank, National Association, as Master Servicer prior to March 1, 2025

33.2         Trimont LLC, as Master Servicer on and after March 1, 2025

33.3         K-Star Asset Management LLC, as Special Servicer

33.4         Computershare Trust Company, National Association, as Trustee and Certificate Administrator

33.5         Computershare Trust Company, National Association, as Custodian

33.6         Park Bridge Lender Services LLC, as Operating Advisor

33.7         CoreLogic Solutions, LLC, as Servicing Function Participant

33.8         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer

33.9         Wells Fargo Bank, National Association, as Primary Servicer of the Hamburg Pavilion Mortgage Loan prior to March 1, 2025 (see Exhibit 33.1)

33.10       Trimont LLC, as Primary Servicer of the Hamburg Pavilion Mortgage Loan on and after March 1, 2025 (see Exhibit 33.2)

33.11       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Hamburg Pavilion Mortgage Loan (see Exhibit 33.8)

33.12       K-Star Asset Management LLC, as Special Servicer of the Hamburg Pavilion Mortgage Loan (see Exhibit 33.3)

33.13       Computershare Trust Company, National Association, as Trustee of the Hamburg Pavilion Mortgage Loan (Omitted. See Explanatory Notes.)

33.14       Computershare Trust Company, National Association, as Custodian of the Hamburg Pavilion Mortgage Loan (see Exhibit 33.5)

33.15       Park Bridge Lender Services LLC, as Operating Advisor of the Hamburg Pavilion Mortgage Loan (see Exhibit 33.6)

33.16       CoreLogic Solutions, LLC, as Servicing Function Participant of the Hamburg Pavilion Mortgage Loan (see Exhibit 33.7)

33.17       Wells Fargo Bank, National Association, as Primary Servicer of the Verde Apartments Mortgage Loan prior to March 1, 2025 (see Exhibit 33.1)

33.18       Trimont LLC, as Primary Servicer of the Verde Apartments Mortgage Loan on and after March 1, 2025 (see Exhibit 33.2)

33.19       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Verde Apartments Mortgage Loan (see Exhibit 33.8)

33.20       K-Star Asset Management LLC, as Special Servicer of the Verde Apartments Mortgage Loan (see Exhibit 33.3)

33.21       Computershare Trust Company, National Association, as Trustee of the Verde Apartments Mortgage Loan (Omitted. See Explanatory Notes.)

33.22       Computershare Trust Company, National Association, as Custodian of the Verde Apartments Mortgage Loan (see Exhibit 33.5)

33.23       Park Bridge Lender Services LLC, as Operating Advisor of the Verde Apartments Mortgage Loan (see Exhibit 33.6)

33.24       CoreLogic Solutions, LLC, as Servicing Function Participant of the Verde Apartments Mortgage Loan (see Exhibit 33.7)

33.25       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Moffett Towers Building D Mortgage Loan (see Exhibit 33.8)

33.26       Rialto Capital Advisors, LLC, as Special Servicer of the Moffett Towers Building D Mortgage Loan

33.27       Wilmington Savings Fund Society, FSB, as Trustee of the Moffett Towers Building D Mortgage Loan (Omitted. See Explanatory Notes.)

33.28       Citibank, N.A., as Custodian of the Moffett Towers Building D Mortgage Loan (Omitted. See Explanatory Notes.)

33.29       Pentalpha Surveillance LLC, as Operating Advisor of the Moffett Towers Building D Mortgage Loan

33.30       Wells Fargo Bank, National Association, as Primary Servicer of the ICONIQ Multifamily Portfolio Mortgage Loan prior to March 1, 2025 (see Exhibit 33.1)

33.31       Trimont LLC, as Primary Servicer of the ICONIQ Multifamily Portfolio Mortgage Loan on and after March 1, 2025 (see Exhibit 33.2)

33.32       KeyBank National Association, as Special Servicer of the ICONIQ Multifamily Portfolio Mortgage Loan

33.33       Computershare Trust Company, National Association, as Trustee of the ICONIQ Multifamily Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.34       Deutsche Bank National Trust Company, as Custodian of the ICONIQ Multifamily Portfolio Mortgage Loan

33.35       Park Bridge Lender Services LLC, as Operating Advisor of the ICONIQ Multifamily Portfolio Mortgage Loan (see Exhibit 33.6)

33.36       CoreLogic Solutions, LLC, as Servicing Function Participant of the ICONIQ Multifamily Portfolio Mortgage Loan (see Exhibit 33.7)

33.37       Wells Fargo Bank, National Association, as Primary Servicer of the Mini Mall Self Storage Mortgage Loan prior to March 1, 2025 (see Exhibit 33.1)

33.38       Trimont LLC, as Primary Servicer of the Mini Mall Self Storage Mortgage Loan on and after March 1, 2025 (see Exhibit 33.2)

33.39       Rialto Capital Advisors, LLC, as Special Servicer of the Mini Mall Self Storage Mortgage Loan (see Exhibit 33.26)

33.40       Computershare Trust Company, National Association, as Trustee of the Mini Mall Self Storage Mortgage Loan (Omitted. See Explanatory Notes.)

33.41       Computershare Trust Company, National Association, as Custodian of the Mini Mall Self Storage Mortgage Loan (see Exhibit 33.5)

33.42       Pentalpha Surveillance LLC, as Operating Advisor of the Mini Mall Self Storage Mortgage Loan (see Exhibit 33.29)

33.43       CoreLogic Solutions, LLC, as Servicing Function Participant of the Mini Mall Self Storage Mortgage Loan (see Exhibit 33.7)

33.44       KeyBank National Association, as Primary Servicer of the CBM Portfolio Mortgage Loan (see Exhibit 33.32)

33.45       KeyBank National Association, as Special Servicer of the CBM Portfolio Mortgage Loan (see Exhibit 33.32)

33.46       Wilmington Savings Fund Society, FSB, as Trustee of the CBM Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.47       Deutsche Bank National Trust Company, as Custodian of the CBM Portfolio Mortgage Loan (see Exhibit 33.34)

33.48       Park Bridge Lender Services LLC, as Operating Advisor of the CBM Portfolio Mortgage Loan (see Exhibit 33.6)

33.49       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Queens Center Mortgage Loan (see Exhibit 33.8)

33.50       LNR Partners, LLC, as Special Servicer of the Queens Center Mortgage Loan

33.51       Computershare Trust Company, National Association, as Trustee of the Queens Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.52       Computershare Trust Company, National Association, as Custodian of the Queens Center Mortgage Loan (see Exhibit 33.5)

33.53       Pentalpha Surveillance LLC, as Operating Advisor of the Queens Center Mortgage Loan (see Exhibit 33.29)

33.54       Wells Fargo Bank, National Association, as Primary Servicer of the Black Spruce - Briarwood and Prospect Mortgage Loan prior to March 1, 2025 (see Exhibit 33.1)

33.55       Trimont LLC, as Primary Servicer of the Black Spruce - Briarwood and Prospect Mortgage Loan on and after March 1, 2025 (see Exhibit 33.2)

33.56       Greystone Servicing Company LLC, as Special Servicer of the Black Spruce - Briarwood and Prospect Mortgage Loan (Omitted. See Explanatory Notes.)

33.57       Computershare Trust Company, National Association, as Trustee of the Black Spruce - Briarwood and Prospect Mortgage Loan (Omitted. See Explanatory Notes.)

33.58       Computershare Trust Company, National Association, as Custodian of the Black Spruce - Briarwood and Prospect Mortgage Loan (see Exhibit 33.5)

33.59       Pentalpha Surveillance LLC, as Operating Advisor of the Black Spruce - Briarwood and Prospect Mortgage Loan (see Exhibit 33.29)

33.60       CoreLogic Solutions, LLC, as Servicing Function Participant of the Black Spruce - Briarwood and Prospect Mortgage Loan (see Exhibit 33.7)

34            Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1         Wells Fargo Bank, National Association, as Master Servicer prior to March 1, 2025

34.2         Trimont LLC, as Master Servicer on and after March 1, 2025

34.3         K-Star Asset Management LLC, as Special Servicer

34.4         Computershare Trust Company, National Association, as Trustee and Certificate Administrator

34.5         Computershare Trust Company, National Association, as Custodian

34.6         Park Bridge Lender Services LLC, as Operating Advisor

34.7         CoreLogic Solutions, LLC, as Servicing Function Participant

34.8         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer

34.9         Wells Fargo Bank, National Association, as Primary Servicer of the Hamburg Pavilion Mortgage Loan prior to March 1, 2025 (see Exhibit 34.1)

34.10       Trimont LLC, as Primary Servicer of the Hamburg Pavilion Mortgage Loan on and after March 1, 2025 (see Exhibit 34.2)

34.11       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Hamburg Pavilion Mortgage Loan (see Exhibit 34.8)

34.12       K-Star Asset Management LLC, as Special Servicer of the Hamburg Pavilion Mortgage Loan (see Exhibit 34.3)

34.13       Computershare Trust Company, National Association, as Trustee of the Hamburg Pavilion Mortgage Loan (Omitted. See Explanatory Notes.)

34.14       Computershare Trust Company, National Association, as Custodian of the Hamburg Pavilion Mortgage Loan (see Exhibit 34.5)

34.15       Park Bridge Lender Services LLC, as Operating Advisor of the Hamburg Pavilion Mortgage Loan (see Exhibit 34.6)

34.16       CoreLogic Solutions, LLC, as Servicing Function Participant of the Hamburg Pavilion Mortgage Loan (see Exhibit 34.7)

34.17       Wells Fargo Bank, National Association, as Primary Servicer of the Verde Apartments Mortgage Loan prior to March 1, 2025 (see Exhibit 34.1)

34.18       Trimont LLC, as Primary Servicer of the Verde Apartments Mortgage Loan on and after March 1, 2025 (see Exhibit 34.2)

34.19       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Verde Apartments Mortgage Loan (see Exhibit 34.8)

34.20       K-Star Asset Management LLC, as Special Servicer of the Verde Apartments Mortgage Loan (see Exhibit 34.3)

34.21       Computershare Trust Company, National Association, as Trustee of the Verde Apartments Mortgage Loan (Omitted. See Explanatory Notes.)

34.22       Computershare Trust Company, National Association, as Custodian of the Verde Apartments Mortgage Loan (see Exhibit 34.5)

34.23       Park Bridge Lender Services LLC, as Operating Advisor of the Verde Apartments Mortgage Loan (see Exhibit 34.6)

34.24       CoreLogic Solutions, LLC, as Servicing Function Participant of the Verde Apartments Mortgage Loan (see Exhibit 34.7)

34.25       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Moffett Towers Building D Mortgage Loan (see Exhibit 34.8)

34.26       Rialto Capital Advisors, LLC, as Special Servicer of the Moffett Towers Building D Mortgage Loan

34.27       Wilmington Savings Fund Society, FSB, as Trustee of the Moffett Towers Building D Mortgage Loan (Omitted. See Explanatory Notes.)

34.28       Citibank, N.A., as Custodian of the Moffett Towers Building D Mortgage Loan (Omitted. See Explanatory Notes.)

34.29       Pentalpha Surveillance LLC, as Operating Advisor of the Moffett Towers Building D Mortgage Loan

34.30       Wells Fargo Bank, National Association, as Primary Servicer of the ICONIQ Multifamily Portfolio Mortgage Loan prior to March 1, 2025 (see Exhibit 34.1)

34.31       Trimont LLC, as Primary Servicer of the ICONIQ Multifamily Portfolio Mortgage Loan on and after March 1, 2025 (see Exhibit 34.2)

34.32       KeyBank National Association, as Special Servicer of the ICONIQ Multifamily Portfolio Mortgage Loan

34.33       Computershare Trust Company, National Association, as Trustee of the ICONIQ Multifamily Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.34       Deutsche Bank National Trust Company, as Custodian of the ICONIQ Multifamily Portfolio Mortgage Loan

34.35       Park Bridge Lender Services LLC, as Operating Advisor of the ICONIQ Multifamily Portfolio Mortgage Loan (see Exhibit 34.6)

34.36       CoreLogic Solutions, LLC, as Servicing Function Participant of the ICONIQ Multifamily Portfolio Mortgage Loan (see Exhibit 34.7)

34.37       Wells Fargo Bank, National Association, as Primary Servicer of the Mini Mall Self Storage Mortgage Loan prior to March 1, 2025 (see Exhibit 34.1)

34.38       Trimont LLC, as Primary Servicer of the Mini Mall Self Storage Mortgage Loan on and after March 1, 2025 (see Exhibit 34.2)

34.39       Rialto Capital Advisors, LLC, as Special Servicer of the Mini Mall Self Storage Mortgage Loan (see Exhibit 34.26)

34.40       Computershare Trust Company, National Association, as Trustee of the Mini Mall Self Storage Mortgage Loan (Omitted. See Explanatory Notes.)

34.41       Computershare Trust Company, National Association, as Custodian of the Mini Mall Self Storage Mortgage Loan (see Exhibit 34.5)

34.42       Pentalpha Surveillance LLC, as Operating Advisor of the Mini Mall Self Storage Mortgage Loan (see Exhibit 34.29)

34.43       CoreLogic Solutions, LLC, as Servicing Function Participant of the Mini Mall Self Storage Mortgage Loan (see Exhibit 34.7)

34.44       KeyBank National Association, as Primary Servicer of the CBM Portfolio Mortgage Loan (see Exhibit 34.32)

34.45       KeyBank National Association, as Special Servicer of the CBM Portfolio Mortgage Loan (see Exhibit 34.32)

34.46       Wilmington Savings Fund Society, FSB, as Trustee of the CBM Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.47       Deutsche Bank National Trust Company, as Custodian of the CBM Portfolio Mortgage Loan (see Exhibit 34.34)

34.48       Park Bridge Lender Services LLC, as Operating Advisor of the CBM Portfolio Mortgage Loan (see Exhibit 34.6)

34.49       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Queens Center Mortgage Loan (see Exhibit 34.8)

34.50       LNR Partners, LLC, as Special Servicer of the Queens Center Mortgage Loan

34.51       Computershare Trust Company, National Association, as Trustee of the Queens Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.52       Computershare Trust Company, National Association, as Custodian of the Queens Center Mortgage Loan (see Exhibit 34.5)

34.53       Pentalpha Surveillance LLC, as Operating Advisor of the Queens Center Mortgage Loan (see Exhibit 34.29)

34.54       Wells Fargo Bank, National Association, as Primary Servicer of the Black Spruce - Briarwood and Prospect Mortgage Loan prior to March 1, 2025 (see Exhibit 34.1)

34.55       Trimont LLC, as Primary Servicer of the Black Spruce - Briarwood and Prospect Mortgage Loan on and after March 1, 2025 (see Exhibit 34.2)

34.56       Greystone Servicing Company LLC, as Special Servicer of the Black Spruce - Briarwood and Prospect Mortgage Loan (Omitted. See Explanatory Notes.)

34.57       Computershare Trust Company, National Association, as Trustee of the Black Spruce - Briarwood and Prospect Mortgage Loan (Omitted. See Explanatory Notes.)

34.58       Computershare Trust Company, National Association, as Custodian of the Black Spruce - Briarwood and Prospect Mortgage Loan (see Exhibit 34.5)

34.59       Pentalpha Surveillance LLC, as Operating Advisor of the Black Spruce - Briarwood and Prospect Mortgage Loan (see Exhibit 34.29)

34.60       CoreLogic Solutions, LLC, as Servicing Function Participant of the Black Spruce - Briarwood and Prospect Mortgage Loan (see Exhibit 34.7)

35            Servicer compliance statements.

35.1         Wells Fargo Bank, National Association, as Master Servicer prior to March 1, 2025

35.2         Trimont LLC, as Master Servicer on and after March 1, 2025

35.3         K-Star Asset Management LLC, as Special Servicer

35.4         Computershare Trust Company, National Association, as Certificate Administrator

35.5         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer

35.6         Wells Fargo Bank, National Association, as Primary Servicer of the Hamburg Pavilion Mortgage Loan prior to March 1, 2025 (see Exhibit 35.1)

35.7         Trimont LLC, as Primary Servicer of the Hamburg Pavilion Mortgage Loan on and after March 1, 2025 (see Exhibit 35.2)

35.8         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Hamburg Pavilion Mortgage Loan (see Exhibit 35.5)

35.9         K-Star Asset Management LLC, as Special Servicer of the Hamburg Pavilion Mortgage Loan (see Exhibit 35.3)

35.10        Wells Fargo Bank, National Association, as Primary Servicer of the Verde Apartments Mortgage Loan prior to March 1, 2025 (see Exhibit 35.1)

35.11       Trimont LLC, as Primary Servicer of the Verde Apartments Mortgage Loan on and after March 1, 2025 (see Exhibit 35.2)

35.12       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Verde Apartments Mortgage Loan (see Exhibit 35.5)

35.13       K-Star Asset Management LLC, as Special Servicer of the Verde Apartments Mortgage Loan (see Exhibit 35.3)

35.14       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Moffett Towers Building D Mortgage Loan (see Exhibit 35.5)

35.15       Rialto Capital Advisors, LLC, as Special Servicer of the Moffett Towers Building D Mortgage Loan (Omitted. See Explanatory Notes.)

35.16       Wells Fargo Bank, National Association, as Primary Servicer of the ICONIQ Multifamily Portfolio Mortgage Loan prior to March 1, 2025 (see Exhibit 35.1)

35.17       Trimont LLC, as Primary Servicer of the ICONIQ Multifamily Portfolio Mortgage Loan on and after March 1, 2025 (see Exhibit 35.2)

35.18       KeyBank National Association, as Special Servicer of the ICONIQ Multifamily Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.19       Wells Fargo Bank, National Association, as Primary Servicer of the Mini Mall Self Storage Mortgage Loan prior to March 1, 2025 (see Exhibit 35.1)

35.20       Trimont LLC, as Primary Servicer of the Mini Mall Self Storage Mortgage Loan on and after March 1, 2025 (see Exhibit 35.2)

35.21       Rialto Capital Advisors, LLC, as Special Servicer of the Mini Mall Self Storage Mortgage Loan (Omitted. See Explanatory Notes.)

35.22      KeyBank National Association, as Primary Servicer of the CBM Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.23       KeyBank National Association, as Special Servicer of the CBM Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.24       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Queens Center Mortgage Loan (see Exhibit 35.5)

35.25       LNR Partners, LLC, as Special Servicer of the Queens Center Mortgage Loan (Omitted. See Explanatory Notes.)

35.26       Wells Fargo Bank, National Association, as Primary Servicer of the Black Spruce - Briarwood and Prospect Mortgage Loan prior to March 1, 2025 (see Exhibit 35.1)

35.27       Trimont LLC, as Primary Servicer of the Black Spruce - Briarwood and Prospect Mortgage Loan on and after March 1, 2025 (see Exhibit 35.2)

35.28       Greystone Servicing Company LLC, as Special Servicer of the Black Spruce - Briarwood and Prospect Mortgage Loan (Omitted. See Explanatory Notes.)

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

Date: March 17, 2026